Form 10-Q
period 2008-09-30
GOLDEN PIG VENTURES INC
filed 2008-11-14
CIK 1434974

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-53300

GOLDEN PIG VENTURES INC.
(Exact name of small business issuer as specified in its charter)

Delaware	39-2053001
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	Identification number)

#12A-1950 Government Street Victoria, British Columbia Canada	V8T 4N8
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (250) 380-2274

No Change
(Former name, former address and former
fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐Yes  ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 9,000,000 shares of Common Stock, par value $.0001 per share, outstanding as of November 14, 2008.

GOLDEN PIG VENTURES INC.

QUARTERLY REPORT ON FORM 10-Q
FOR FISCAL QUARTER ENDED SEPTEMBER 30, 2008

- INDEX -

		Page
PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements:	1

	Balance Sheets – September 30, 2008 (unaudited) and December 31, 2007 (audited)	F-1

Statement of Operations for the nine months ending September 30, 2008 (unaudited), for the period from March 5, 2007 to September 30, 2007 (unaudited), for the three months ending September 30, 2008 (unaudited), the three month period ending September 30, 2007 (unaudited), and for the cumulative period during the development stage from March 5, 2007 (inception) to September 30, 2008 (unaudited)
		F-2

Statement of Cash Flows for the nine months ending September 30, 2008 (unaudited), for the period from March 5, 2007 (inception) to September 30, 2007 (unaudited), and for the cumulative period during the development stage from March 5, 2007 (inception) to September 30, 2008 (unaudited)
		F-3

	Notes to Unaudited Financial Statements	F-4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	3

Item 4T.	Controls and Procedures	3

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	4

Item 1A.	Risk Factors	4

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	4

Item 3.	Defaults Upon Senior Securities	4

Item 4.	Submission of Matters to a Vote of Security Holders	4

Item 5.	Other Information	4

Item 6.	Exhibits	4

Signatures		5

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended September 30, 2008 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s registration statement on Form 10 filed with the Securities and Exchange Commission July 2, 2008.

GOLDEN PIG VENTURES, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$7,570	$28,193
Total assets	$7,570	$28,193

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses	$3,100	$7,345
Notes payable to officers, including accrued interest of $1,851 and $767 at September 30, 2008 and December 31, 2007, respectively	31,851	30,767
Notes payable to stockholders, including accrued interest of $1,009 and $286
at September 30, 2008 and December 31, 2007, respectively	21,009	20,286
Total current liabilities	55,960	58,398

Stockholders' deficit:
Preferred stock; $.0001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock; $.0001 par value, 100,000,000 shares authorized,
9,000,000 issued and outstanding	900	900
Deficit accumulated during the development stage	(49,290)	(31,105)

Total stockholders' deficit	(48,390)	(30,205)

Total liabilities and stockholders' deficit	$7,570	$28,193

See accompanying notes to unaudited financial statements

GOLDEN PIG VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Nine-month period	From March 5, 2007	Three-month period	Three-month period	From March 5, 2007
	ending September 30, 2008	(Inception) to September 30, 2007	ending September 30, 2008	ending September 30, 2007	(Inception) to September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Operating expenses:
Selling, general, and administrative expenses	$16,378	$21,352	$6,826	$20,629	$46,430

Other expense:
Interest expense-related party	1,084	333	363	81	1,851
Interest expense	723	-	243	-	1,009

Net loss	$(18,185)	$(21,685)	$(7,432)	$(20,710)	$(49,290)

Basic and diluted earnings per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	9,000,000	5,000,000	9,000,000	5,000,000

See accompanying notes to unaudited financial statements

GOLDEN PIG VENTURES, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Nine-month period	From March 5, 2007	From March 5, 2007
	ending September 30, 2008	(Inception) to September 30, 2007	(Inception) to September 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(18,185)	$(21,685)	$(49,290)

Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued interest on promissory notes to officers	1,084	333	1,851
Accrued interest on promissory notes to stockholders	723	-	1,009
Increase (decrease) accounts payable and accrued expenses	(4,245)	11,159	3,100

Net cash used in operating activities	(20,623)	(10,193)	(43,330)

Cash flows from financing activities:

Proceeds from issuance of promissory notes payable to officers	-	30,000	30,000
Proceeds from issuance of promissory notes payable to stockholders	-	-	20,000
Proceeds from issuance of shares of common stock	-	500	900

Net cash provided by financing activities	-	30,500	50,900

Net increase (decrease) in cash	(20,623)	20,307	7,570

Cash, beginning of period	28,193	-	-

Cash, end of period	$7,570	$20,307	$7,570

Supplemental information:
Cash paid for interest	$-	$-	$-

Cash paid for taxes	$-	$-	$-

Noncash investing and financing activities:

Issuance of shares of common stock and corresponding increase in subscription receivable	$-	$500	$900

See accompanying notes to unaudited financial statements

GOLDEN PIG VENTURES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 - Organization and Description of Business, Basis of Presentation and Going Concern

Organization and Description of Business

Golden Pig Ventures, Inc. (the “Company”), a development stage company as defined in Financial Accounting Standards Board Statement No. 7, was formed in Delaware on March 5, 2007.

The Company’s primary purpose is to acquire an operating business. The Company has not identified an acquisition target yet. In this regard, the Company is a “blank check” company, which the SEC defines as “a development stage company” that has no specific business plan or purpose, or which has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and is issuing “penny stock”, as defined in Rule 3a51-1 under the Securities and Exchange Act of 1934. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in its securities, either debt or equity, until such time as the Company concludes a business combination, to the extent that occurs.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation and, to a lesser extent, that desires to employ the Company’s funds in its business. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company.

GOLDEN PIG VENTURES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company has not generated revenue since its inception on March 5, 2007 and has incurred net losses of $49,290 from inception through September 30, 2008. As a result, its current operations are an inadequate source of cash to fund future operations. The report of the Company’s independent registered public accounting firm in relation to the Company’s financial statements for the fiscal year ended December 31, 2007 contains an explanatory paragraph regarding the Company’s ability to continue as a going concern based upon its net losses and cash used in operations. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its obligations and repay its liabilities when they become due and to generate profitable operations in the future. The Company plans to continue to provide for its capital requirements through the sale of equity securities and debt, however, it has no firm commitments from any third party to provide this financing and it cannot provide any assurance that it will be successful in raising working capital as needed. There are no assurances that it will have sufficient funds to execute its business plan, pay its obligations as they become due or generate positive operating results.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash in banks. The Company considers cash equivalents to include all highly liquid investments with original maturities of three months or less to be cash equivalents.

Development Stage

The Company’s primary purpose for the time being is to acquire an operating business. The Company spends most of its time in assessing acquisition targets.

GOLDEN PIG VENTURES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies- Continued

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accrued expenses, and notes payable to a stockholder approximate their fair value due to their short-term maturities.

Income Taxes

Income taxes are accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires the recognition of deferred tax assets and liabilities to reflect the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Measurement of the deferred items is based on enacted tax laws. In the event the future consequences of differences between financial reporting bases and tax bases of the Company’s assets and liabilities result in a deferred tax asset, SFAS No. 109 requires an evaluation of the probability of being able to realize the future benefits indicated by such assets. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some or the entire deferred tax asset will not be realized.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. These expenses will not be deducted for tax purposes and will represent a deferred tax asset. The Company will provide a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward under current applicable law for 20 years until utilized.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates made by management include, but are not limited to, the amount of unbilled vendors payable for services performed during the reporting period. Actual results will differ from these estimates and assumptions.

Basic and Diluted Earnings per Common Share

Basic earnings per common share are calculated by dividing income available to stockholders by the weighted-average number of common shares outstanding during each period. Diluted earnings per share are computed using the weighted average number of common shares outstanding plus the dilutive effects of outstanding options and warrants to acquire common shares during the period. In loss periods, dilutive common equivalent shares are excluded because the effect would be anti-dilutive. The Company had not issued any dilutive common share equivalents at September 30, 2008 and 2007, respectively.

GOLDEN PIG VENTURES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies- Continued

Accrued Expenses

Accrued expenses at September 30, 2008 and December 31, 2007 consisted exclusively of professional fees.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, could have a material effect on the accompanying financial statements.

Note 3 - Related Party Transactions

At September 30, 2008 and December 31, 2007, the Company issued notes payable aggregating $30,000 to two major stockholders. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The interest expense related to these notes accrued to $1,084 and $767 for September 30, 2008 and December 31, 2007, respectively.

Note 4 - Notes Payable

At September 30, 2008 and December 31, 2007, the Company issued notes payable aggregating $50,000, which includes the $30,000 related party notes previously mentioned in the footnotes. The notes bear interest at 4.75% per annum. The notes are payable on or before the first day upon which the Company receives proceeds from equity investments aggregating at least $250,000. Any overdue principal bears interest at 15% per annum and is payable on demand. The interest expense related to these notes accrued to $1,807 and $1,053 for September 30, 2008 and December 31, 2007, respectively.

Note 5 - Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock. The Company had issued 9,000,000 shares of its common stock pursuant to a private placement offering generating proceeds of $900 at December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Golden Pig Ventures Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on March 5, 2007 and maintains its principal executive office at #12A-1950 Government Street, Victoria, British Columbia Canada. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on July 2, 2008, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly-held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $7,570 consisting exclusively of cash.  The Company’s current liabilities as of September 30, 2008 totaled $55,960, comprised exclusively of monies due to stockholders. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended September 30, 2008	Cumulative Period From March 5, 2007 (Inception) to September 30, 2008
Net cash (used) in operating activities	$(20,623)	$(43,330)
Net cash (used) in investing activities	$0	$0
Net cash provided by financing activities	$0	$50,900
Net increase (decrease) in cash and cash equivalents	$(20,623)	$7,570

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company for the period from March 5, 2007 (inception) to September 30, 2008. It is unlikely the Company will have any revenues unless and until it is able to effect an acquisition, or merger with an operating company, an event in relation to which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending September 30, 2008, the Company had a net loss of $(7,432) as a result of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10.

For the period from March 5, 2007 (inception) to September 30, 2008, the Company had a net loss of $(49,290) comprised exclusively of legal, accounting, audit and other professional service fees incurred in relation to organizational matters, the filing of the Company’s registration statement on Form 10 in July of 2008.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on March 5, 2007.
*3.2	By-Laws.
31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the Securities and Exchange Commission on July 2, 2008, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2008	GOLDEN PIG VENTURES INC.

	By:	/s/ John A. Kuehne
John A. Kuehne President